Form 10KSB
period 1999-12-31
TOURPRO GOLF INC
filed 2000-03-14
CIK 1099138

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                 FORM 10-KSB

             [X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

        [  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

                For the fiscal year ended: December 31, 1999

                      Commission file number 000-28569

                             TOURPRO GOLF, INC.
           (Exact name of registrant as specified in its charter)

Nevada                                                 88-0441551
(State or other jurisdiction of                        (I.R.S. Employer
incorporation  or  organization)                               Identification
No.)

1850 East Flamingo Rd #111
Las Vegas, NV                                          89119
(Address of principal executive offices)                    (zip code)

                Issuer's Telephone Number:    (702) 866-5835

       Securities registered under Section 12(b) of the Exchange Act:
                                    None

       Securities registered under Section 12(g) of the Exchange Act:
                        Common Stock, $.001 par value
                              (Title if Class)

     Indicate by check mark whether the registrant (a) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes              No     X

     Indicate  by  check mark if disclosure of delinquent filers pursuant  to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form
10-KSB or any amendment to this Form 10-KSB.  [     ]

     The number of shares of Common Stock, $0.001 par value, outstanding on March 13, 2000, was 9,800,000 shares, held by approximately 1 stockholder.

PART I

ITEM 1.   DESCRIPTION OF BUSINESS

    TourPro Golf ("TPG") was incorporated in the state of Nevada on December 9, 1998. TPG was formed to facilitate in the acquisition of a retail golf company. However, the acquisition proved to be cost prohibitive and TPG ceased such activities. TPG did not engage in any further commercial operations. TPG does not have active business operations, and at this time the company is considered as a "Blank Check" company.

     The Company registered its common stock on a Form 10-SB registration statement filed pursuant to the Securities Exchange Act of 1934 (the
"Exchange Act") and Rule 12(g) thereof. The Company files with the Securities and Exchange Commission periodic and episodic reports under Rule 13(a) of the Exchange Act, including quarterly reports on Form 10-QSB and annual reports Form 10-KSB. As a reporting company under the Exchange Act, the Company may register additional securities on Form S-8 (provided that it is then in compliance with the reporting requirements of the Exchange Act) and on Form S-3 (provided that is has during the prior 12 month period timely filed all reports required under the Exchange Act), and its class of common stock registered under the Exchange Act may be traded in the United States securities markets provided that the Company is then in compliance with applicable laws, rules and regulations, including compliance with its reporting requirements under the Exchange Act.

     The Company will attempt to locate and negotiate with a business entity for the merger of that target business into the Company. In certain instances, a target business may wish to become a subsidiary of the Company or may wish to contribute assets to the Company rather than merge. No assurances can be given that the Company will be successful in locating or negotiating with any target business.

     Management believes that there are perceived benefits to being a reporting company with a class of publicly-traded securities. These are commonly thought to include (1) the ability to use registered securities to make acquisition of assets or businesses; (2) increased visibility in the financial community; (3) the facilitation of borrowing from financial institutions; (4) improved trading efficiency; (5) shareholder liquidity;
(6) greater ease in subsequently raising capital; (7) compensation of key employees through options stock; (8) enhanced corporate image; and (9) a presence in the United States capital market.

     A business entity, if any, which may be interested in a business combination with the Company may include (1) a company for which a primary purpose of becoming public is the use of its securities for the acquisition of assets or businesses; (2) a company which is unable to find an underwriter of its securities or is unable to find an underwriter of securities on terms acceptable to it; (3) a company which wishes to become public with less dilution of its common stock than would occur normally upon an underwriting;
(4) a company which believes that it will be able to obtain investment capital on more favorable terms after it has become public; (5) a foreign company which may wish an initial entry into the United States securities market; (6) a special situation company, such as a company seeking a public market to satisfy redemption requirements under a qualified Employee Stock Option Plan; or (7) a company seeking one or more of the other perceived benefits of becoming a public company.

     Management is actively engaged in seeking a qualified company as a candidate for a business combination. The Company is authorized to enter into a definitive agreement with a wide variety of businesses without limitation as to their industry or revenues. It is not possible at this time to predict with which company, if any, the Company will enter into a definitive agreement or what will be the industry, operating history, revenues, future prospects or other characteristics of that company.

     The Company may seek a business opportunity with entities which have recently commenced operations, or which wish to utilize the public marketplace in order to raise additional capital in order to expand into new products or markets, to develop a new product or service, or for other corporate purposes. The Company may acquire assets and establish wholly-owned subsidiaries in various businesses or acquire existing businesses as subsidiaries.

     Management of the Company, which in all likelihood will not be experienced in matters relating to the business of a target business, will rely upon its own efforts in accomplishing the business purposes of the Company. Outside consultants or advisors may be utilized by the Company to assist in the search for qualified target companies. If the Company does retain such an outside consultant or advisor, any cash fee earned by such person will need to be assumed by the target business, as the Company has limited cash assets with which to pay such obligation.

     The analysis of new business opportunities will be undertaken by, or under the supervision of, the officer and director of the Company, who is not a professional business analyst. In analyzing prospective business opportunities, management may consider such matters as the available technical, financial and managerial resources; working capital and other financial requirements; history of operations, if any; prospects for the future; nature of present and expected competition; the quality and experience of management services which may be available and the depth of that management; the potential for further research, development, or exploration; specific risk factors not now foreseeable but which then may be anticipated to impact the proposed activities of the Company; the potential for growth or expansion; the potential for profit; the perceived public recognition or acceptance of products, services, or trades; name identification; and other relevant factors.

     Management does not have the capacity to conduct as extensive an investigation of a target business as might be undertaken by a venture capital fund or similar institution. As a result, management may elect to merge with a target business which has one or more undiscovered shortcomings and may, if given the choice to select among target businesses, fail to enter into an agreement with the most investment-worthy target business.

     Following a business combination the Company may benefit from the services of others in regard to accounting, legal services, underwritings and corporate public relations. If requested by a target business, management may recommend one or more underwriters, financial advisors, accountants, public relations firms or other consultants to provide such services.

     A potential target business may have an agreement with a consultant or advisor providing that services of the consultant or advisor be continued after any business combination. Additionally, a target business may be presented to the Company only on the condition that the services of a consultant or advisor be continued after a merger or acquisition. Such preexisting agreements of target businesses for the continuation of the services of attorneys, accountants, advisors or consultants could be a factor in the selection of a target business.

     In implementing a structure for a particular business acquisition, the Company may become a party to a merger, consolidation, reorganization, joint venture, or licensing agreement with another corporation or entity. It may also acquire stock or assets of an existing business. On the consummation of a transaction, it is likely that the present management and stockholders of the Company will no longer be in control of the Company. In addition, it is likely that the Company's officer and director will, as part of the terms of the acquisition transaction, resign and be replaced by one or more new officers and directors.

     It is anticipated that any securities issued in any such reorganization would be issued in reliance upon exemption from registration under applicable federal and state securities laws. In some circumstances, however, as a negotiated element of its transaction, the Company may agree to register all or a part of such securities immediately after the transaction is consummated or at specified times thereafter. If such registration occurs, of which there can be no assurance, it will be undertaken by the surviving entity after the Company has entered into an agreement for a business combination or has consummated a business combination and the Company is no longer considered a blank check company. The issuance of additional securities and their potential sale into any trading market which may develop in the Company's securities may depress the market value of the Company's securities in the future if such a market develops, of which there is no assurance.

     While the terms of a business transaction to which the Company may be a party cannot be predicted, it is expected that the parties to the business transaction will desire to avoid the creation of a taxable event and thereby structure the acquisition in a tax-free reorganization under Sections 351 or 368 of the Internal Revenue Code of 1986, as amended

     With respect to any merger or acquisition negotiations with a target business, management expects to focus on the percentage of the Company which target business stockholders would acquire in exchange for their shareholdings in the target business. Depending upon, among other things, the target business's assets and liabilities, the Company's stockholder will in all likelihood hold a substantially lesser percentage ownership interest in the Company following any merger or acquisition. Any merger or acquisition effected by the Company can be expected to have a significant dilutive effect on the percentage of shares held by the Company's stockholder at such time.

     No assurances can be given that the Company will be able to enter into a business combination, as to the terms of a business combination, or as to the nature of the target business.

     As of the date hereof, management has not made any final decision concerning or entered into any agreements for a business combination. When any such agreement is reached or other material fact occurs, the Company will file notice of such agreement or fact with the Securities and Exchange Commission on Form 8-K. Persons reading this Form 10-KSB are advised to determine if the Company has subsequently filed a Form 8-K.

     The Company anticipates that the selection of a business opportunity in which to participate will be complex and without certainty of success. Management believes (but has not conducted any research to confirm) that there are numerous firms seeking the perceived benefits of a publicly registered corporation. Such perceived benefits may include facilitating or improving the terms on which additional equity financing may be sought, providing liquidity for incentive stock options or similar benefits to key employees, increasing the opportunity to use securities for acquisitions, and providing liquidity for stockholders and other factors. Business opportunities may be available in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex.

     Computer systems redesigned for year 2000. Many existing computer programs use only two digits to identify a year in such program's date field. These programs were designed and developed without consideration of the impact of the change in the century for which four digits will be required to accurately report the date. If not corrected, many computer applications could fail or create erroneous results by or following the year 2000 ("Year 2000 Problem"). Many of the computer programs containing such date language problems have not been corrected by the companies or governments operating such programs. It is impossible to predict what computer programs will be effected, the impact any such computer disruption will have on other industries or commerce or the severity or duration of a computer disruption.

     The Company does not have operations and does not maintain computer systems. Before the Company enters into any business combination, it may inquire as to the status of any target business's Year 2000 Problem, the steps such target business has taken or intends to take to correct any such problem and the probable impact on such target business of any computer disruption. However, there can be no assurance that the Company will not merge with a target business that has an uncorrected Year 2000 Problem or that any planned Year 2000 Problem corrections will be sufficient. The extent of the Year 2000 Problem of a target business may be impossible to ascertain and any impact on the Company will likely be impossible to predict.

SUBSEQUENT EVENTS

     On March 6, 2000 Anthony N. DeMint purchased 4,800,000 shares of TPG's common stock from 7 of TPG's stockholders for $4,800 in cash consideration.

ITEM 2.   DESCRIPTION OF PROPERTY

     The Company has no properties and at this time has no agreements to acquire any properties. The Company currently uses the offices of management at no cost to the Company. Management has agreed to continue this arrangement until the Company completes an acquisition or merger.

ITEM 3.   LEGAL PROCEEDINGS

     There is no litigation pending or threatened by or against the Company.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year covered by this report.

PART II

ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     There is currently no public market for the securities of the Company. The Company does not intend to trade its securities in the secondary market until completion of a business combination or acquisition. It is anticipated that following such occurrence the Company will cause its common stock to be listed or admitted to quotation on the NASD OTC Bulletin Board or, if it then meets the financial and other requirements thereof, on the Nasdaq SmallCap Market, National Market System or regional or national exchange.

     The proposed business activities described herein classify the Company as a "blank check" company. The Securities and Exchange Commission and many states have enacted statutes, rules and regulations limiting the sale of securities of blank check companies in their respective jurisdictions. Management does not intend to undertake any efforts to cause a market to develop in the Company's securities until such time as the Company has successfully implemented its business plan described herein.

     There is currently one stockholder of the outstanding common stock of the Company. The Company has not issued any preferred stock.

     During the past three years, the Company has not sold any securities.

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

     The Company is currently seeking to engage in a merger with or acquisition of an unidentified foreign or domestic company which desires to become a reporting ("public") company whose securities are qualified for trading in the United States secondary market. The Company meets the definition of a "blank check" company contained in Section (7)(b)(3) of the Securities Act of 1933, as amended. The Company has been in the developmental stage since inception and has no operations to date. Other than issuing shares to its original stockholders, the Company has not commenced any operational activities.

     Management is actively engaged in seeking a qualified company as a candidate for a business combination. The Company is authorized to enter into a definitive agreement with a wide variety of businesses without limitation as to their industry or revenues. It is not possible at this time to predict with which company, if any, the Company will enter into a definitive agreement or what will be the industry, operating history, revenues, future prospects or other characteristics of that company.

     The Company will not acquire or merge with any entity which cannot provide audited financial statements at or within a reasonable period of time after closing of the proposed transaction. The Company is subject to all the reporting requirements included in the Exchange Act. Included in these requirements is the duty of the Company to file audited financial statements as part of its Form 8-K to be filed with the Securities and Exchange Commission upon consummation of a merger or acquisition, as well as the Company's audited financial statements included in its annual report on Form 10-K (or 10-KSB, as applicable). If such audited financial statements are not available at closing, or within time parameters necessary to insure the Company's compliance with the requirements of the Exchange Act, or if the audited financial statements provided do not conform to the representations made by the target business, the closing documents may provide that the proposed transaction will be voidable at the discretion of the present management of the Company.

     The Company will not restrict its search for any specific kind of businesses, but may acquire a business which is in its preliminary or development stage, which is already in operation, or in essentially any stage of its business life. It is impossible to predict at this time the status of any business in which the Company may become engaged, in that such business may need to seek additional capital, may desire to have its shares publicly traded, or may seek other perceived advantages which the Company may offer.

     A business combination with a target business will normally involve the transfer to the target business of the majority of common stock of the Company, and the substitution by the target business of its own management and board of directors.

     The Company has, and will continue to have, no capital with which to provide the owners of business opportunities with any cash or other assets. However, management believes the Company will be able to offer owners of acquisition candidates the opportunity to acquire a controlling ownership interest in a publicly registered company without incurring the cost and time required to conduct an initial public offering. The officer and director of the Company has not conducted market research and is not aware of statistical data to support the perceived benefits of a merger or acquisition transaction for the owners of a business opportunity.

     The Company's stockholder has agreed that he will advance to the Company any additional funds which the Company needs for operating capital and for costs in connection with searching for or completing an acquisition or merger. Such advances will be made without expectation of repayment unless the owners of the business which the Company acquires or merges with agree to repay all or a portion of such advances. There is no minimum or maximum amount such stockholder will advance to the Company. The Company will not borrow any funds for the purpose of repaying advances made by such stockholder, and the Company will not borrow any funds to make any payments to the Company's promoters, management or their affiliates or associates.

     The Board of Directors has passed a resolution which contains a policy that the Company will not seek an acquisition or merger with any entity in which the Company's officer, director, stockholder or their affiliates or associates serve as officer or director or hold more than a 10% ownership interest.

ITEM 7.   FINANCIAL STATEMENTS

The consolidated financial statements included in this Form 10-KSB for the years ended December 31, 1999, 1998 and 1997 have been audited by Barry L. Friedman, PC., independent certified public accountant, as indicated in his report with respect thereto, and are included in reliance upon such report given upon the authority of said firm as experts in auditing and accounting.

Please see pages F-1 through F-8 attached as an exhibit A hereto.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     There were no changes in or disagreements with accountants on accounting and financial disclosure for the period covered by this report.

PART III

ITEM 9 DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

     The Directors and Officers of the Company are as follows:

Name                     Age   Positions and Offices Held
Anthony N. DeMint (1)    26    President, Secretary, Treasurer, Sole Director

  (1) On March 6, 2000. Anthony N. DeMint purchased 4,8000,000 shares of the Company's Common Stock from 7 of the Company's stockholders for total consideration of $4,800.

     There are no agreements or understandings for the officer or director to resign at the request of another person and the above-named officer and director is not acting on behalf of nor will act at the direction of any other person.

     Set forth below is the name of the director and officer of the Company, all positions and offices with the Company held, the period during which he has served as such, and the business experience during at least the last five years:

     Anthony N. DeMint acts as President, Secretary, Treasurer and Director for the Company. Mr. DeMint is also sole officer and Director of Tac Asset Corp., Calif Acquisitions Inc., Accessory Specialists Incorporated, RUB Investments Limited, Your Domain.com, and Nothing Corp. which are also blank check companies. Since 1994, Mr. DeMint has been a business consultant and has served on the board of directors and as an officer for several private and public companies. Mr. DeMint currently serves as President and as a Director of Securities Law Institute a securities consulting firm. From 1997-1998, Mr. DeMint was Vice President of operations and a Director for Worldwide Golf Resources, Inc. From 1995-1997, Mr. DeMint was Chief Operating Officer, Treasurer and a Director of a publicly held import and wholesale company, Cutty-Fleet Trading Co., where he managed day-to-day operations. Mr. DeMint attended Business and Economics school at the University of Nevada Las Vegas. Mr. DeMint is an affiliate of the law firm of Sperry Young & Stoecklein.

CURRENT BLANK CHECK COMPANIES

     The SEC reporting blank check companies that Anthony DeMint serves or has served as President and Director are listed in the following table:

                                                     Date
Incorporation Name              Form Type File #  of Filing     Status(l)
Intercontinental
Capital Fund, Inc.               10SB12G  000-27931  04 Nov 99   Merger (2a)

Tele Special.Com                 10SB12G  000-28207  19 Nov 99   Merger (2b)

Navitec Group Inc.               10SB12G  000-28225  22 Nov 99   Merger (2c)

Royal Acquisitions, Inc.         10SB12G  000-28713  30 Dec 99   Merger (2d)

LifePlan                         10SB12G  000-29033  08 Jan 00   Merger (2e)

Central America Fuel
Technology, Inc.                 10SB12G  000-28697  29 Dec 1999 No

Scientific Fuel Technology, Inc. 10SB12G  000-28685  28 Dec 1999 No

Calif Acquisitions, Inc.         10SB12G  000-29345  04 Feb 00   No

Accessory Specialists Inc.       10SB12G  000-29353  07 Feb 00   No

Rub Investments Limited          10SB12G  000-29315  03 Feb 00   No

Your Domain.com                  10SB12G  000-29317  03 Feb 00   No

Nothing Corp.                    10SB12G  000-29399  08 Feb 00   No

Tac Asset Corp                   10SB12G  000-29355  07 Feb 00   No

  (1) Under Merger Status "Merger" represents either a merger or an acquisition has occurred or the company ceased to be a blank check company by operating specific business a "No" represents that the company  is  currently  seeking merger or  acquisition  candidate.  More
     detailed   information  for  each  merger  is  disclosed  in   following
     paragraphs.

  (2) (2a) In January 2000 Intercontinental Capital Fund, Inc. merged with Desert Health Products, Inc. ("DHP") whereby DHP was the surviving corporation and Intercontinental Capital Fund ceased to exist. DHP was formed to develop dietary supplement products from natural plant extracts. DHP is focusing its development efforts on certain plants and plant extracts that are widely used throughout the United States and Europe to treat a variety of diseases and physical conditions. Pursuant to the Plan of Merger, DHP issued
     400,000 shares of restricted Common Stock to Anthony N. DeMint in exchange for the cancellation of Mr. DeMint's 5,000,000 shares of Intercontinental Capital Fund Common Stock. DHP paid $100,000 in cash to Sperry Young & Stoecklein, of which Anthony N. DeMint is an affiliate, for legal fees associated with the merger. Mr. DeMint currently is a non-affiliated stockholder of DHP. DHP is currently a SEC reporting company under 12(g) of the Securities and Exchange Act of 1934.

     (2b) In January 2000 Tele Special.Com merged with International Brands, Inc. ("INBR") whereby INBR was the surviving corporation and Tele Special.Com ceased to exist. INBR is a holding company for various Internet related companies. Pursuant to the Plan of Merger, INBR issued 25,000 shares of restricted Common Stock to Anthony N. DeMint in exchange for the cancellation of Mr. DeMint's 5,000,000 shares of Tele Special.Com Common Stock. INBR paid $150,000 in cash to Sperry Young & Stoecklein, of which Anthony N. DeMint is an affiliate, for legal fees associated with the merger. Mr. DeMint currently is a non-affiliated stockholder of INBR. INBR is currently a SEC reporting company under 12(g) of the Securities and Exchange Act of 1934.

     (2c)   In  February  2000  Navitec  Group,  Inc.  merged  with  Worldnet
     Resources   Group,  Inc.  ("WRGI")  whereby  WRGI  was   the   surviving
     corporation and Navitec Group, Inc. ceased too exist. WRGI is a holding company for various Internet related companies. Pursuant to the Plan of Merger, WRGI issued 2,083 shares of restricted Common Stock to Anthony
     N. DeMint in exchange for the cancellation of Mr. DeMint's 5,000,000 shares of Tele Special.Com Common Stock. WRGI paid $150,000 in cash to Sperry Young & Stoecklein, of which Anthony N. DeMint is an affiliate, for legal fees associated with the merger. Mr. DeMint currently is a non-affiliated stockholder of WRGI. WRGI is currently a SEC reporting company under 12(g) of the Securities and Exchange Act of 1934.

     (2d) In March 2000 Royal Acquisitions, Inc. merged with zebramart.Com, Inc. ("ZMRT") whereby ZMRT was the surviving corporation and Royal Acquisitions, Inc. ceased too exist. ZMRT the internet's premier luxury shopping club, offers upscale contemporary merchandise in a variety of lifestyle categories. Pursuant to the Plan of Merger, ZMRT issued 2,000,000 shares of restricted Common Stock to Anthony N. DeMint in exchange for the cancellation of Mr. DeMint's 5,000,000 shares of Royal Acquisitions, Inc. Common Stock. ZMRT paid $200,000 in cash to Sperry Young & Stoecklein, of which Anthony N. DeMint is an affiliate, for legal fees associated with the merger. Mr. DeMint currently is a non-affiliated stockholder of ZMRT. ZMRT is currently a SEC reporting company under 12(g) of the Securities and Exchange Act of 1934.

     (2e) In March 2000 LifePlan, merged with HIV-VAC, INC. ("HIVC") whereby HIVC was the surviving corporation and LifePlan ceased too exist. HIVC is an Internet premier luxury shopping club, offers upscale contemporary merchandise in a variety of lifestyle categories. Pursuant to the Plan of Merger, HIVC issued 100,000 shares of restricted Common Stock to Anthony N. DeMint in exchange for the cancellation of Mr. DeMint's 10,000,000 shares of LifePlan Common Stock. Mr. DeMint currently is a non-affiliated stockholder of HIVC. HIVC is currently a SEC reporting company under 12(g) of the Securities and Exchange Act of 1934.

CONFLICTS OF INTEREST

     Our officer and director expects to organize other companies of a similar nature and with a similar purpose as us. Consequently, there are potential inherent conflicts of interest in acting as our officer and director. Insofar as the officer and director are engaged in other business activities, management anticipates that he will devote only a minor amount of time to our affairs. We do not have a right of first refusal pertaining to opportunities that come to management's attention insofar as such opportunities may relate to our proposed business operations.

    A conflict may arise in the event that another blank check company with which management is affiliated is formed and actively seeks a target company. It is anticipated that target companies will be located for us and other blank check companies in chronological order of the date of formation of such blank check companies or, in the case of blank check companies formed on the same date, alphabetically. However, any blank check companies with which management is, or may be, affiliated may differ from us in certain items such as place of incorporation, number of shares and stockholders, working capital, types of authorized securities, or other items. It may be that a target company may be more suitable for or may prefer a certain blank check company formed after us. In such case, a business combination might be negotiated on behalf of the more suitable or preferred blank check company regardless of date of formation.

    A business combination with us may include such terms as Mr. DeMint remaining a director or officer of the Company and/or the continuing securities work of the Company being handled by the consulting firm of which Mr. DeMint is a director. The terms of a business combination may provide for a payment by cash or otherwise to Mr. DeMint for the purchase or retirement of all or part of his common stock by a target company or for services rendered incident to or following a business combination. Mr. DeMint would directly benefit from such employment or payment. Such benefits may influence Mr. DeMint choice of a target company.

    We may agree to pay finder's fees, as appropriate and allowed, to unaffiliated persons who may bring a target company to us where that referral results in a business combination. No finder's fee of any kind will be paid by us to management or our promoters or to their associates or affiliates. No loans of any type have, or will be, made by us to management or our promoters of or to any of their associates or affiliates.

    We will not enter into a business combination, or acquire any assets of any kind for our securities, in which our management or any affiliates or associates have a greater than 10% interest, direct or indirect.

    There are no binding guidelines or procedures for resolving potential conflicts of interest. Failure by management to resolve conflicts of interest in favor of us could result in liability of management to us. However, any attempt by stockholders to enforce a liability of management to us would most likely be prohibitively expensive and time consuming.

ITEM 10.  EXECUTIVE COMPENSATION

     The Company's officer and director does not receive any compensation for his services rendered to the Company, has not received such compensation in the past, and is not accruing any compensation pursuant to any agreement with the Company. However, the officer and director of the Company anticipates receiving benefits as a beneficial shareholder of the Company and, possibly, in other ways.

     No retirement, pension, profit sharing, stock option or insurance programs or other similar programs have been adopted by the Company for the benefit of its employees.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth, as of March 13, 2000, each person known by the Company to be the beneficial owner of five percent or more of the Company's Common Stock and the director and officer of the Company. Except as noted, the holder thereof has sole voting and investment power with respect to the shares shown.

                               Amount of
Name and Address               Beneficial          Percentage
of Beneficial Owner            Ownership            of Class
Anthony N. DeMint              9,800,000              100%

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     On March 6, 2000. Anthony N. DeMint purchased 4,800,000 shares of the Company's Common Stock from 7 of the Company's stockholders for total consideration of $4,800.

     Mr. DeMint has been involved with the following blank check companies Intercontinental Capital Fund, Inc., Tele Special.Com, Navitec Group, Inc, Royal Acquisitions, Inc., Calif Acquisitions Inc., Accessory Specialists Incorporated, RUB Investments Limited, Your Domain.com, Tac Asset Corp., Central American Fuel Technology, Scientific Fuel Technology, Inc, LifePlan and Nothing Corp. which are also blank check companies.

     The Board of Directors has passed a resolution which contains a policy that the Company will not seek an acquisition or merger with any entity in which the Company's officer, director or stockholders or their affiliates or associates serve as officer or director or hold more than a 10% ownership interest. Management is not aware of any circumstances under which this policy may be changed.

     The proposed business activities described herein classify the Company as a "blank check" company. The Securities and Exchange Commission and many states have enacted statutes, rules and regulations limiting the sale of securities of blank check companies in their respective jurisdictions. Management does not intend to undertake any efforts to cause a market to develop in the Company's securities until such time as the Company has successfully implemented its business plan described herein. Accordingly, the stockholders of the Company have placed the respective stock certificates with the Company which will not release the certificates until such time as a merger or acquisition has been successfully consummated.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

     3.1* Articles of Incorporation filed as an exhibit to the Company's registration statement on Form 10-SB filed on December 20, 1999, and incorporated herein by reference.

     3.2* By-Laws filed as an exhibit to the Company's registration statement on Form 10-SB filed on December 20, 1999, and incorporated herein by reference.

     27   Financial Data Schedule

     _____
     *    Previously filed

     (b) There were no reports on Form 8-K filed by the Company during the quarter ended December 31, 1999.

                                 SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   TOURPRO GOLF, INC.

                                   By:/s/ Anthony DeMint
                                         Anthony N. DeMint, President

                                   Dated:    March 13, 2000

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME                     OFFICE              DATE

/s/ Anthony DeMint
Anthony N. DeMint        Director            March 13, 2000

                            FINANCIAL STATEMENTS

    Set forth below are the audited financial statements for the Company for the period ended December 31, 1999. The following financial statements are attached to this report and filed as a part thereof.

                              TABLE OF CONTENTS


                                                                         PAGE

INDEPENDENT AUDITORS' REPORT                                             F-1

ASSETS                                                                   F-2

LIABILITIES AND STOCKHOLDERS' EQUITY                                     F-3

STATEMENT OF OPERATIONS                                                  F-4

STATEMENT OF STOCKHOLDERS' EQUITY                                        F-5

STATEMENT OF CASH FLOWS                                                  F-6

NOTES TO FINANCIAL STATEMENTS                                        F-7-F-8

                           BARRY L. FRIEDMAN, P.C.
                         Certified Public Accountant

1582 TULITA DRIVE                                 OFFICE (702) 361-8414
LAS VEGAS, NEVADA 89123                      FAX NO.(702) 896-0278


                        INDEPENDENT AUDITORS' REPORT

Board Of Directors                                          January 11, 2000
TourPro Golf, Inc.
Las Vegas, Nevada


     I have audited the Balance Sheet of TourPro Golf, Inc., (A Development Stage Company), as of December 31, 1999, and December 31, 1998, and the related Statements of Operations, Stockholders', Equity and Cash Flows for the period January 1, 1999, to December 31, 1999 and December 9, 1998, (inception) to December 31, 1998. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

     I conducted my audit in accordance with generally accepted auditing standards. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

     In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of TourPro, Golf, Inc., (A Development Stage Company), at December 31, 1999 and December 31, 1998, and the results of its operations and cash flows for the period January 1, 1999, to December 31, 1999, and December 9, 1998, (inception) to December 31, 1998, in conformity with generally accepted accounting principles.

     The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note #3 to the financial statements, the Company has no established source of revenue. This raises substantial doubt about its ability to continue as a going concern. Management's plan in regard to these matters are also described in Note #3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ Barry Friedman

Barry L. Friedman
Certified Public Accountant

                             TOURPRO GOLF, INC.
                        (A Development Stage Company)


                                BALANCE SHEET


                                   ASSETS

                                                  December      December
                                                  31, 1999      31, 1998
CURRENT ASSETS                                     $       0     $       0
                                                  ----------    ----------
     TOTAL CURRENT ASSETS                          $       0     $       0
                                                  ----------    ----------
OTHER ASSETS                                       $       0     $       0
                                                  ----------    ----------
     TOTAL OTHER ASSETS                            $       0     $       0
                                                  ----------    ----------
  TOTAL ASSETS                                     $       0     $       0
                                                  ==========    ==========


                   LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
     Officers Advances (Note #6)                     $   285       $   285
                                                  ----------    ----------
     TOTAL CURRENT LIABILITIES                       $   285       $   285
                                                  ----------    ----------
STOCKHOLDERS' EQUITY
     Common stock, $.001 par value,
     Authorized 25,000,000 shares;
     Issued and outstanding at
     December 31, 1999-9,800,000 shares             $  9,800      $  9,800

Additional paid-in capital                                 0             0

Deficit accumulated during
Development stage                                   (10,085)      (10,085)
                                                  ----------    ----------
     TOTAL STOCKHOLDER'S EQUITY                     $  (285)      $  (285)
                                                  ----------    ----------
  TOTAL LIABILITIES AND STOCKHOLDERS'
  EQUITY                                           $       0     $       0
                                                  ==========    ==========

The accompanying notes are an integral part of these financial statements

                             TOURPRO GOLF, INC.
                        (A Development Stage Company)


                           STATEMENT OF OPERATIONS

                                                                 Dec. 9,
                                       Jan. 1,      Dec. 9,       1998
                                      1999, to     1998, to    (inception)
                                      Dec. 31,     Dec. 31,    to Dec.31,
                                        1999         1998         1999
                                     ----------   ----------   ----------
INCOME
  Revenue                             $        0   $        0   $        0
                                      ----------   ----------   ----------
EXPENSES
  General
  and Administrative                  $        0     $    285     $    285
  Services                                     0        9,800        9,800
                                      ----------   ----------   ----------
    TOTAL EXPENSES                    $        0    $  10,085    $  10,085
                                      ----------   ----------   ----------
  NET LOSS                            $        0  $  (10,085)  $  (10,085)
                                      ==========   ==========   ==========
  Net Loss
  Per Share                           $      NIL   $  (.0010)   $  (.0010)
                                      ==========   ==========   ==========
  Weighted average
  number of common
  shares outstanding                   9,800,000    9,800,000    9,800,000
                                      ==========   ==========   ==========

The accompanying notes are an integral part of these financial statements

                             TOURPRO GOLF, INC.
                        (A Development Stage Company)


                      STATEMENT OF STOCKHOLDERS' EQUITY

                                                                Deficit
                                                              accumulated
                                                  Additional     during
                               Common Stock         paid-in   development
                            Shares      Amount      capital      stage
December 9, 1998
issued for services          9,800,000  $  9,800    $       0   $        0

Net loss, December
9,1998(inception)
to December 31, 1998                                              (10,085)
                            ----------  --------   ----------  -----------
Balance
December 31, 1998            9,800,000  $  9,800    $       0     (10,085)

Net Loss
January 1, 1999 to
December 31, 1999                                                        0
                            ----------  --------   ---------- ------------
Balance,
December 31, 1999            9,800,000  $  9,800    $       0     (10,085)
                            ==========  ========   ==========  ===========

The accompanying notes are an integral part of these financial statements

                             TOURPRO GOLF, INC.
                        (A Development Stage Company)


                           STATEMENT OF CASH FLOWS

                                      Jan. 1,      Dec. 9,    Dec. 9, 1998
                                      1999, to    1998, to    (inception)
                                      Dec. 31,    Dec. 31,     to Dec.31,
                                        1999        1998          1999
                                     ---------- ------------  ------------
Cash Flows from
Operating Activities
  Net loss                            $       0   $  (10,085)  $  (10,085)
  Issue common stock for services             0         9,800        9,800

Cash Flows from
Investing Activities

Changes in assets and
Liabilities
  Officers Advances                           0           285          285
                                     ----------    ----------   ----------
Net cash flow from
  Operating Activities                        0             0            0

Cash Flows from
Investing Activities                          0             0            0

Cash Flows from
Financing Activities                          0             0            0
                                     ----------   -----------  -----------
Net increase in cash                          0             0            0

Cash,
beginning of period                           0             0            0
                                     ----------   -----------  -----------
Cash,
end of period                                 0             0            0
                                     ==========   ===========  ===========

The accompanying notes are an integral part of these financial statements

                             TOURPRO GOLF, INC.
                        (A Development Stage Company)

                        NOTES TO FINANCIAL STATEMENTS
                  December 31, 1999, and December 31, 1998

NOTE 1 - HISTORY AND ORGANIZATION OF THE COMPANY

     The Company was organized December 9, 1998, under the laws of the State of Nevada, as TourPro Golf, Inc. The Company currently has no operations and, in accordance with SFAS #7, is considered a development stage company.

     On December 9, 1998, the Company issued 9,800,000 shares of it's $.001 par value common stock for services of $9,800.00.

NOTE 2 - ACCOUNTING POLICIES AND PROCEDURES

     Accounting policies and procedures have not been determined except as follows:

     1.   The Company uses the accrual method of accounting.

     2. Earnings per share is computed using the weighted average number of common shares outstanding.

     3. The Company has not yet adopted any policy regarding payment of dividends. No dividends have been paid since inception.

     4. In April 1998, the American Institute of Certified Public Accountant's issued Statement of Position 98-5 ("SOP 98-511), Reporting on the Costs of Start-Up Activities" which provides guidance on the financial reporting of start-up costs and organization costs. It requires costs of start-up activities and organization costs to be expensed as incurred. SOP 98-5 is effective for fiscal years beginning after December 15, 1998, with initial adoption reported as the cumulative effect of a change in accounting principle.

NOTE 3 - GOING CONCERN

     The Company's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has no current source of revenue. Without realization of additional capital, it would be unlikely for the Company to continue as a going concern. It is management's plan to seek additional capital through a merger with an existing operating company.

                             TOURPRO GOLF, INC.
                        (A Development Stage Company)

                   NOTES TO FINANCIAL STATEMENTS CONTINUED
                  December 31, 1999, and December 31, 1998

NOTE 4 - WARRANTS AND OPTIONS

     There are no warrants or options outstanding to issue any additional shares of common stock of the Company.

NOTE 5 - RELATED PARTY TRANSACTION

     The Company neither owns or leases any real or personal property. Office services are provided without charge by a director. Such costs are immaterial to the financial statements and, accordingly, have not been reflected therein. The officers and directors of the Company are involved in other business activities and may, in the future, become involved in other business opportunities. If a specific business opportunity becomes available, such persons may face a conflict in selecting between the Company and their other business interests. The Company has not formulated a policy for the resolution of such conflicts.

NOTE 6 - OFFICERS ADVANCES

While the Company is seeking additional capital through a merger with an existing operating company, an officer of the Company has advanced funds on behalf of the Company to pay for any costs incurred by it. These funds are interest free.